Form 10-K
Banc of America Securities Auto Trust 2006-G1
filed 2007-03-27
CIK 1379393

BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB
Validation: N *
*/*
SUBHDR
*
BOC
*
*SUBHDR*
<SUBMISSION>
<TYPE> 10-K
<DOCUMENT-COUNT> 10
<LIVE>
<FILER-CIK> 0001379393
<FILER-CCC> ########
<CONTACT-NAME> EDGAR FILING GROUP
<CONTACT-PHONE-NUMBER> 312-707-9790
<SROS> NONE
<PERIOD> 12-31-2006
<NOTIFY-INTERNET> bowne.edgar@bowne.com
<SHELLCOMPANY> No
<VOLUNTARY_FILER> No
<WELL-KNOWN_SEASONED_ISSUER> No
<ACCELERATED-FILER-STATUS> Non-Accelerated Filer
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1
Validation: N *
*/*
DOCHDR 1
*
BOC
*
*DOCHDR/1*
<DOCUMENT>
<TYPE> 10-K
<FILENAME> c13582e10vk.htm
<DESCRIPTION> Annual Report
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 63743
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 1
Description: Form 10-K
0/5
001.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/001/5*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 63743
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 1 escription: Form 10-K
0/5
001.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/001/5*

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
For the fiscal year ended December 31, 2006
or
For the transition period from to
333-130613-01
(Commission file number of Issuing Entity)
BANC OF AMERICA SECURITIES AUTO TRUST 2006-G1
(Exact name of Issuing Entity as specified in its charter)
333-130613
(Commission file number of Depositor)
BAS SECURITIZATION LLC
(Exact name of Depositor as specified in its charter)
BANK OF AMERICA, NATIONAL ASSOCIATION
(Exact name of Sponsor as specified in its charter)
(704) 388-2308
(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Delaware 69-0009065
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)
Hearst Tower 28255
214 North Tryon Street (Zip Code)
Charlotte, North Carolina
(Address of principal executive offices)
Title of each class Name of each exchange on which registered

None None
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 63743
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 1
Description: Form 10-K
0/5
001.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/001/5*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 63743
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 1 escription: Form 10-K
0/5
001.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/001/5*
subject to such filing requirements for the past 90 days.
Yes No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer Accelerated Filer Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
None
DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Index
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 42121
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 2
Description: Form 10-K
0/5
002.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/002/5*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 42121
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 2 escription: Form 10-K
0/5
002.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/002/5*

PART I
Item 1B. Unresolved Staff Comments
PART II
Item 9B. Other Information
PART III
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant Enhancement Providers Financial
Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Section 302 Certification
Report on Assessment of Compliance
Report on Assessment of Compliance
Report on Assessment of Compliance
Attestation Report on Assessment of Compliance
Attestation Report on Assessment of Compliance
Attestation Report on Assessment of Compliance
Servicing Compliance Statement of Bank of America, National Association
Servicing Compliance Statement of GMAC LLC
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 42121
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 2
Description: Form 10-K
0/5
002.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/002/5*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 42121
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 2 escription: Form 10-K
0/5
002.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/002/5*

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K.
Item 1B. Unresolved Staff Comments.
Not applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K.
Item 9B. Other Information.
Not applicable.
PART III
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No significant obligor, as contemplated by Item 1112 of Regulation AB, represents 10% or more of the asset pool held by Banc of America
Securities Auto Trust 2006-G1 (the "Issuing Entity").

(A) Item 1. Business.
(B) Item 1A. Risk Factors.
(C) Item 2. Properties.
(D) Item 3. Legal Proceedings.
(E) Item 4. Submission of Matters to a Vote of Security Holders.
(A) Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 6. Selected Financial Data.
(C) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
(D) Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 8. Financial Statements and Supplementary Data.
(F) Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 9A. Controls and Procedures.
(A) Item 10. Directors, Executive Officers and Corporate Governance.
(B) Item 11. Executive Compensation.
(C) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 13. Certain Relationships and Related Transactions, and Director Independence.
(E) Item 14. Principal Accountant Fees and Services.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 37882
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 3
Description: Form 10-K
0/2
003.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/003/2*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 37882
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 3 escription: Form 10-K
0/2
003.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/003/2*

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information
Regarding Significant Enhancement Providers Financial Information).
No entity or group of affiliated entities provides enhancement or other support described in Item 1114(a) of Regulation AB, and therefore, no entity or group of affiliated entities is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting the asset-backed notes (the "Notes") issued by the Issuing Entity.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments contemplated by Item 1115 of Regulation AB that are used to alter the payment characteristics of the cashflows from the Issuing Entity and whose primary purpose is not to provide credit enhancement related to the pool assets or the Notes.
Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings pending against any of Bank of America, National Association (in its capacity as the sponsor, the "Sponsor"
and in its capacity as master servicer, the "Master Servicer"), BAS Securitization LLC (the "Depositor"), GMAC LLC (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, collectively with certain of its subsidiaries, the "Originator", and in its capacity as a servicer contemplated by Item 1108(a)(3) of Regulation AB, the "Receivables Servicer"), U.S. Bank National Association (the "Indenture
Trustee"), Wilmington Trust Company (the "Owner Trustee") or the Issuing Entity, or of which any property of the foregoing is the subject, that are material to holders of the Notes, and no such proceedings are known to be contemplated by governmental authorities.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The Depositor, as a wholly owned subsidiary of a corporation that is a wholly owned subsidiary of Bank of America Corporation, is an affiliate of Bank of America, National Association (in its capacities as Sponsor and Master Servicer), an indirectly wholly owned subsidiary of Bank of
America Corporation. Upon formation of the Issuing Entity, the Depositor was the initial sole beneficiary of the Issuing Entity until such time as the Depositor sold the certificate, representing the initial residual interest in the Issuing Entity, to Blue Ridge Investments L.L.C. pursuant to the Certificate Assignment Agreement, dated as of November 14, 2006 between the Depositor and Blue Ridge Investments L.L.C. Blue Ridge
Investments L.L.C. is an affiliate of Bank of America, National Association (in its capacities as the Sponsor and the Master Servicer) and the
Depositor. GMAC LLC, and/or one or more subsidiaries thereof, are collectively the Originator. GMAC LLC is also the Receivables Servicer.
Other than as specified in this Item above, none of the Sponsor, the Depositor or the Issuing Entity is an affiliate of any of the following parties, and none of the following parties are affiliates of any of the other following parties:
There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the Notes contemplated by Item 1101(d)(1) of Regulation AB.
In addition, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated third party, apart from the transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the
Originator, the Indenture Trustee, the Owner Trustee, the Master Servicer or the Receivables Servicer, or any

(1) Master Servicer.
(2) Receivables Servicer.
(3) Indenture Trustee.
(4) Owner Trustee.
(5) Originator.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 34757
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 4
Description: Form 10-K
0/3
004.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/004/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 34757
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 4 escription: Form 10-K
0/3
004.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/004/3*

affiliates of such parties, that currently exist or that existed during the past two years and that are material to an investor's understanding of the
Notes.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Master Servicer, the Indenture Trustee and the Receivables Servicer (collectively, the "Servicing Parties") have each been identified by the
Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing
Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of
Regulation AB applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Master Servicer, the Indenture Trustee and the Receivables Servicer has provided an attestation report (each, an "Attestation
Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the
Servicing Reports prepared by the Master Servicer or the Indenture Trustee, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.
The Receivables Servicer's Servicing Report, and the related Attestation Report, indicate that the Receivables Servicer complied in all material respects with the servicing criteria applicable to it, except that certain changes with respect to the terms of an obligor's pool asset and certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with the Receivables Servicer's policies.
Item 1123 of Regulation AB. Servicer Compliance Statement.
Each of the Master Servicer and the Receivables Servicer has been identified by the Depositor as a servicer with respect to the asset pool held by the Issuing Entity. Each of the Master Servicer and the Receivables Servicer has completed a statement of compliance with such servicer's activities during the reporting period and of its performance under the applicable servicing agreement (each a "Compliance Statement"), signed by an authorized officer of the Master Servicer and the Receivables Servicer, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) None.

(2) None.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c) None.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 42572
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 5
Description: Form 10-K
0/1
005.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/005/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 42572
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 5 escription: Form 10-K
0/1
005.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/005/1*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: March 23, 2007

BAS SECURITIZATION LLC

By: /s/ James G. Mackey

Name: James G. Mackey
Title: Chief Financial Officer
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 6910
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: 10-K, Doc: 1, Page: 6
Description: Form 10-K
0/2
006.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/006/2*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 6910
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: 10-K, Doc: 1, Page: 6 escription: Form 10-K
0/2
006.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/006/2*

EXHIBIT INDEX

EXHIBIT
DESCRIPTION

Exhibit 3.1
Limited Liability Company Agreement of the Depositor (filed as Exhibit 3.1 to Form S-3 filed on January 23, 2002).*
Exhibit 4.1
Amended and Restated Trust Agreement, dated November 14, 2006 between the Depositor and the Owner Trustee (filed as Exhibit 4.1 to Form 8-K on November 17, 2006).*
Exhibit 4.2
Indenture, dated November 14, 2006 between the Trust and the Indenture Trustee (filed as Exhibit 4.2 to Form 8-K on
November 17, 2006).*
Exhibit 10.1
Purchase Agreement, dated November 14, 2006 between the Sponsor and the Depositor, as purchaser (filed as
Exhibit 10.1 to Form 8-K on November 17, 2006).*
Exhibit 10.2
Sale Agreement, dated November 14, 2006 between and the Trust and the Depositor, as seller (filed as Exhibit 10.2 to
Form 8-K on November 17, 2006).*
Exhibit 10.3
Master Servicing Agreement, dated November 14, 2006 among the Master Servicer, the Trust and the Indenture Trustee
(filed as Exhibit 10.3 to Form 8-K on November 17, 2006).*
Exhibit 10.4
Amended and Restated Servicing Agreement, dated November 14, 2006 between the Receivables Servicer and the Master
Servicer (filed as Exhibit 10.4 to Form 8-K on November 17, 2006).*
Exhibit 31.1
Certification of the senior officer in charge of securitization of the Depositor pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
Exhibit 33.1
Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Bank of America, National
Association.
Exhibit 33.2 Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GMAC LLC.
Exhibit 33.3
Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of U.S. Bank National
Association.
Exhibit 34.1
Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of
PricewaterhouseCoopers LLP, on behalf of Bank of America, National Association.
Exhibit 34.2
Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte &
Touche LLP, on behalf of GMAC LLC.
Exhibit 34.3
Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young
LLP, on behalf of U.S. Bank National Association.
Exhibit 35.1 Servicing Compliance Statement of Bank of America, National Association.
Exhibit 35.2 Servicing Compliance Statement of GMAC LLC.
* Incorporated by reference.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-31.1, Doc: 2
Validation: N *
*/*
DOCHDR 2
*
BOC
*
*DOCHDR/2*
<DOCUMENT>
<TYPE> EX-31.1
<FILENAME> c13582exv31w1.htm
<DESCRIPTION> Section 302 Certification
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 3851
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-31.1, Doc: 2, Page: 1
Description: Exhibit 31.1
0/2
100.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/100/2*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 3851
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-31.1, Doc: 2, Page: 1 escription: Exhibit 31.1
0/2
100.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/100/2*
Exhibit 31.1
Seller Certification
BANC OF AMERICA SECURITIES AUTO TRUST 2006-G1
I, James G. Mackey, certify that:
In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GMAC LLC and U.S. Bank National Association.
Date: March 16, 2007
1. I have reviewed this annual report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Banc of America Securities Auto Trust 2006-G1 (the "Exchange Act periodic reports");
2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, all the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;
4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and
5. All the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with
Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

By: /s/ James G. Mackey
Name: James G. Mackey
Title: Chief Financial Officer, BAS Securitization LLC
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.1, Doc: 3
Validation: N *
*/*
DOCHDR 3
*
BOC
*
*DOCHDR/3*
<DOCUMENT>
<TYPE> EX-33.1
<FILENAME> c13582exv33w1.htm
<DESCRIPTION> Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 44837
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.1, Doc: 3, Page: 1
Description: Exhibit 33.1
0/1
110.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/110/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 44837
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.1, Doc: 3, Page: 1 escription: Exhibit 33.1
0/1
110.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/110/1*
Exhibit 33.1
MANAGEMENT'S ASSERTION ON
COMPLIANCE WITH REGULATION AB CRITERIA
Bank of America, National Association (the "Asserting Party"), is responsible for assessing compliance as of December 31, 2006 and for the period from November 14, 2006 (date of issuance of the Banc of America Securities Auto Trust 2006-G1 ("BASAT 2006-G1")
securitization transaction backed by auto receivables) through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria set forth in Items 1122(d)(1)(iii), 1122(d)(1)(iv), 1122(d)(2)(i), 1122(d)(2)(ii), 1122(d)
(2)(iii), 1122(d)(2)(iv), 1122(d)(2)(v), 1122(d)(2)(vi), 1122(d)(2)(vii), 1122(d)(3)(i), 1122(d)(3)(ii), 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)
(i), 1122(d)(4)(ii), 1122(d)(4)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)
(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii), 1122(d)(4)(xiv) and 1122(d)(4)(xv), which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to BASAT 2006-G1 (such non-excluded criteria, the "Applicable Servicing
Criteria"). This report covers BASAT 2006-G1, the sole asset-backed securities transaction which was conducted by BAS Securitization LLC, registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and outstanding during the Reporting Period
(the "Platform").
The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the
Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting
Period with respect to the Platform taken as a whole.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.
Bank of America, National Association
Date: March 16, 2007
/s/ Daniel B. Goodwin
Daniel B. Goodwin
Managing Director
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4
Validation: N *
*/*
DOCHDR 4
*
BOC
*
*DOCHDR/4*
<DOCUMENT>
<TYPE> EX-33.2
<FILENAME> c13582exv33w2.htm
<DESCRIPTION> Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 11847
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 1
Description: Exhibit 33.2
0/3
120.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/120/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 11847
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 1 escription: Exhibit 33.2
0/3
120.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/120/3*
Exhibit 33.2
GMAC F
INANCIAL
S
ERVICES
200 Renaissance Center
Detroit, Michigan 48265
Certification Regarding Compliance with Applicable Servicing Criteria
1. GMAC LLC is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of
Regulation AB, as of and for the year ended December 31, 2006, and for the period from the respective date of sale for the trust to
December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include retail asset-backed securities transactions for which GMAC LLC acts as servicer, involving the Retail Automotive Loans Platform (the
"Platform"). The Platform consists of the activities involved in the performance of servicing functions for (i) publicly issued retail asset-
backed transactions, the securities of which were offered on or after January 1, 2006 and (ii) certain retail asset-backed transactions for which the Company is contractually required to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended, based upon the compliance standards included in the respective transaction agreements.
2. GMAC LLC has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and GMAC LLC elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors'
activities as set forth in Appendix A hereto;
3. Except as set forth in paragraph 4 below, GMAC LLC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;
4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to GMAC LLC based on the activities it performs, directly or through its Vendors, with respect to the Platform;
5. GMAC LLC has complied, in all material respects, with the applicable servicing criteria as of December 31,2006 and for the Reporting
Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;
6. GMAC LLC has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;
7. GMAC LLC has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 57918
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 2
Description: Exhibit 33.2
0/4
121.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/121/4*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 57918
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 2 escription: Exhibit 33.2
0/4
121.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/121/4*
March 15, 2007
December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and
8. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on GMAC LLC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

GMAC
LLC

By: /s/ Mark E. Newman
Name: Mark E. Newman
Title: Vice President and Chief Financial Officer of
GMAC LLC North American Operations

By: /s/ William J. McGrane III
Name: William J. McGrane III
Title: Director of GMAC LLC Treasury Accounting
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 16477
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 3
Description: Exhibit 33.2
0/3
122.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/122/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 16477
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 3 escription: Exhibit 33.2
0/3
122.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/122/3*
APPENDIX A
INAPPLICABLE
APPLICABLE
SERVICING
SERVICING CRITERIA
SERVICING CRITERIA
CRITERIA
1
Performed
by
subservicer
Performed by
for which
Performed
Vendor(s) for
GMAC
Directly
which GMAC
LLC is
by
LLC is the
NOT the
GMAC
Responsible
Responsible
Reference
Criteria
LLC
Party
Party
2
General Servicing Considerations
1122(d)(l)(i)
Policies and procedures are instituted to monitor any
performance or other triggers and events of default in
accordance with the transaction agreements.
XX
XX
1122(d)(l)(ii)
If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor
the third party's performance and compliance with such
servicing activities.
XX
1122(d)(l)(iii)
Any requirements in the transaction agreements to
maintain a back-up servicer for the pool assets are
maintained.
XX
1122(d)(l)(iv)
A fidelity bond and errors and omissions policy is in
effect on the party participating in the servicing function
throughout the reporting period in the amount of
coverage required by and otherwise in accordance with
the terms of the transaction agreements.
XX
Cash Collection and Administration
1122(d)(2)(i)
Payments on pool assets are deposited into the
appropriate custodial bank accounts and related bank
clearing accounts no more than two business days
following receipt, or such other number of days specified
in the transaction agreements.
XX
XX
XX
1122(d)(2)(ii)
Disbursements made via wire transfer on behalf of an
obligor or to an investor are made only by authorized
personnel.
XX
XX
1l22(d)(2)(iii)
Advances of funds or guarantees regarding collections,
cash flows or distributions, and any interest or other fees
charged for such advances, are made, reviewed and
approved as specified in the transaction agreements.
XX
1122(d)(2)(iv)
The related accounts for the transaction, such as cash
reserve accounts or accounts established as a form of
overcollateralization, are separately maintained (e.g.,
with respect to commingling of cash) as set forth in the
transaction agreements.
XX
XX
1122(d)(2)(v)
Each custodial account is maintained at a federally
insured depository institution as set forth in the
transaction agreements. For purposes of this criterion,
"federally insured depository institution" with respect to
a foreign financial institution means a foreign financial
institution that meets the requirements of Rule 13k-l(b)
(l) of the Securities Exchange Act.
XX
XX
1122(d)(2)(vi)
Unissued checks are safeguarded so as to prevent
unauthorized access.
XX
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 38508
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 4
Description: Exhibit 33.2
0/3
123.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/123/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 38508
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 4 escription: Exhibit 33.2
0/3
123.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/123/3*
INAPPLICABLE
APPLICABLE
SERVICING
SERVICING CRITERIA
SERVICING CRITERIA
CRITERIA
1
Performed
by
subservicer
Performed by
for which
Performed
Vendor(s) for
GMAC
Directly
which GMAC
LLC is
by
LLC is the
NOT the
GMAC
Responsible
Responsible
Reference
Criteria
LLC
Party
Party
2
1122(d)(2)(vii)
Reconciliations are prepared on a monthly basis for all
asset-backed securities related bank accounts, including
custodial accounts and related bank clearing accounts.
These reconciliations are (A) mathematically accurate;
(B) prepared within 30 calendar days after the bank
statement cutoff date, or such other number of days
specified in the transaction agreements; (C) reviewed
and approved by someone other than the person who
prepared the reconciliation; and (D) contain explanations
for reconciling items. These reconciling items are
resolved within 90 calendar days of their original
identification, or such other number of days specified in
the transaction agreements.
XX
XX
Investor Remittances and Reporting
1122(d)(3)(i)
Reports to investors, including those to be filed with the
Commission, are maintained in accordance with the
transaction agreements and applicable Commission
requirements, Specifically, such reports (A) are prepared
in accordance with timeframes and other terms set forth
in the transaction agreements; (B) provide information
calculated in accordance with the terms specified in the
transaction agreements; (C) are filed with the
Commission as required by its rules and regulations; and
(D) agree with investors' or the trustee's records as to
the total unpaid principal balance and number of pool
assets serviced by the Servicer.
XX
XX
1122(d)(3)(ii)
Amounts due to investors are allocated and remitted in
accordance with timeframes, distribution priority and
other terms set forth in the transaction agreements.
XX
XX
1122(d)(3)(iii)
Disbursements made to an investor are posted within two
business days to the Servicer's investor records, or such
other number of days specified in the transaction
agreements.
XX
XX
1122(d)(3)(iv)
Amounts remitted to investors per the investor reports
agree with cancelled checks, or other form of payment,
or custodial bank statements.
XX
XX
Pool Asset Administration
1122(d)(4)(i)
Collateral or security on pool assets is maintained as
required by the transaction agreements or related
mortgage loan documents.
XX
XX
1122(d)(4)(ii)
Pool assets and related documents are safeguarded as
required by the transaction agreements
XX
XX
1122(d)(4)(iii)
Any additions, removals or substitutions to the asset pool
are made, reviewed and approved in accordance with
any conditions or requirements in the transaction
agreements.
XX
XX
1122(d)(4)(iv)
Payments on pool assets, including any payoffs, made in
accordance with the related pool asset documents are
posted to the Servicer's obligor records maintained no
more than two business days after receipt, or such other
number of days specified in the transaction agreements,
and allocated to principal, interest or other items (e.g.,
escrow) in accordance with the related [pool asset]
documents.
XX
XX
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 38508
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 4
Description: Exhibit 33.2
0/3
123.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/123/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 38508
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 4 escription: Exhibit 33.2
0/3
123.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/123/3*
1122(d)(4)(v)
The Servicer's records regarding the pool assets agree
with the Servicer's records with respect to an obligor's
unpaid principal
XX
XX
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 16411
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 5
Description: Exhibit 33.2
0/3
124.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/124/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 16411
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 5 escription: Exhibit 33.2
0/3
124.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/124/3*
INAPPLICABLE
APPLICABLE
SERVICING
SERVICING CRITERIA
SERVICING CRITERIA
CRITERIA
1
Performed
by
subservicer
Performed by
for which
Performed
Vendor(s) for
GMAC
Directly
which GMAC
LLC is
by
LLC is the
NOT the
GMAC
Responsible
Responsible
Reference
Criteria
LLC
Party
Party
2
balance.
1122(d)(4)(vi)
Changes with respect to the terms or status of an
obligor's pool assets (e.g., loan modifications or re-
agings) are made, reviewed and approved by authorized
personnel in accordance with the transaction agreements
and related pool asset documents.
XX
1122(d)(4)(vii)
Loss mitigation or recovery actions (e.g., forbearance
plans, modifications and deeds in lieu of foreclosure,
foreclosures and repossessions, as applicable) are
initiated, conducted and concluded in accordance with
the timeframes or other requirements established by the
transaction agreements.
XX
1122(d)(4)(viii)
Records documenting collection efforts are maintained
during the period a pool asset is delinquent in
accordance with the transaction agreements. Such
records are maintained on at least a monthly basis, or
such other period specified in the transaction
agreements, and describe the entity's activities in
monitoring delinquent pool assets including, for
example, phone calls, letters and payment rescheduling
plans in cases where delinquency is deemed temporary
(e.g., illness or unemployment).
XX
1122(d)(4)(ix)
Adjustments to interest rates or rates of return for pool
assets with variable rates are computed based on the
related pool asset documents.
XX
1122(d)(4)(x)
Regarding any funds held in trust for an obligor (such as
escrow accounts): (A) such funds arc analyzed, in
accordance with the obligor's pool asset documents, on
at least an annual basis, or such other period specified in
the transaction agreements; (B) interest on such funds is
paid, or credited, to obligors in accordance with
applicable pool asset documents and state laws; and (C)
such funds are returned to the obligor within 30 calendar
days of full repayment of the related pool assets, or such
other number of days specified in the transaction
agreements.
XX
1122(d)(4)(xi)
Payments made on behalf of an obligor (such as tax or
insurance payments) are made on or before the related
penalty or expiration dates, as indicated on the
appropriate bills or notices for such payments, provided
that such support has been received by the Servicer at
least 30 calendar days prior to these dates, or such other
number of days specified in the transaction agreements.
XX
1122(d)(4)(xii)
Any late payment penalties in connection with any
payment to be made on behalf of an obligor are paid
from the Servicer's funds and not charged to the obligor,
unless the late payment was due to the obligor's error or
omission.
XX
1122(d)(4)(xiii)
Disbursements made on behalf of an obligor are posted
within two business days to the obligor's records
maintained by the Servicer, or such other number of days
specified in the transaction agreements.
XX
Delinquencies, charge-offs and uncollectible accounts
are recognized and recorded in accordance with the
XX
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 16411
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 5
Description: Exhibit 33.2
0/3
124.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/124/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 16411
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 5 escription: Exhibit 33.2
0/3
124.00.00.00
-1
C13582
BOC
[E/O]
EDGAR 2
*C13582/124/3*
1122(d)(4)(xiv) transaction agreements.
1122(d)(4)(xv)
Any external enhancement or other support, identified in
Item 1114(a)(l) through (3) or Item 1115 of Regulation
AB, is maintained as set forth in the transaction
agreements.
XX
XX
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 6100
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.2, Doc: 4, Page: 6
Description: Exhibit 33.2
0/1
125.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/125/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 6100
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.2, Doc: 4, Page: 6 escription: Exhibit 33.2
0/1
125.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/125/1*
APPENDIX B
During the year ended December 31, 2006, the Company determined it was materially noncompliant with 1122 (d)(4)(vi) and 1122 (d)(4)(xiv)
applicable to the Company during the year ended December 31, 2006, or for the periods from the respective dates of sale for each trust or sale to December 31, 2006.
With respect to 1122 (d)(4)(vi), certain changes with respect to the terms of an obligor's pool asset were not approved by authorized personnel in accordance with the Company's policies.
With respect to 1122 (d)(4)(xiv), certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with the Company's policies.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.3, Doc: 5
Validation: N *
*/*
DOCHDR 5
*
BOC
*
*DOCHDR/5*
<DOCUMENT>
<TYPE> EX-33.3
<FILENAME> c13582exv33w3.htm
<DESCRIPTION> Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 13529
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.3, Doc: 5, Page: 1
Description: Exhibit 33.3
0/1
130.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/130/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 13529
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.3, Doc: 5, Page: 1 escription: Exhibit 33.3
0/1
130.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/130/1*
Exhibit 33.3
Management's Assertion
Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934
U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:
U.S. Bank Corporate Trust Asset Backed Securities Platform
1
hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:
Date: February 26, 2007
1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying
Exhibit A;
2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;
3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.
4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

U.S. BANK NATIONAL ASSOCIATION

/s/ Bryan R. Calder

Name: Bryan R. Calder
Title: Executive Vice President
1
The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1,
2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make
Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 57718
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.3, Doc: 5, Page: 2
Description: Exhibit 33.3
0/1
131.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/131/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 57718
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.3, Doc: 5, Page: 2 escription: Exhibit 33.3
0/1
131.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/131/1*
EXHIBIT A to Management's Assertion
General Servicing Considerations
Cash Collection and Administration
Investor Remittances and Reporting
2
Reg AB
Servicing Criteria
Reference
1122(d)(1)(i)
Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.
1122(d)(1)(ii)
If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
1122(d)(1)(iii)
Any requirements in the transaction agreements to maintain a back-up servicer for the Pool Assets are maintained.
Not Applicable
1122(d)(1)(iv)
A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
1122(d)(2)(i)
Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
1122(d)(2)(ii)
Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
1122(d)(2)(iii)
Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
1122(d)(2)(iv)
The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash)
as set forth in the transaction agreements.
1122(d)(2)(v)
Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
1122(d)(2)(vi) Unissued checks are safeguarded so as to prevent unauthorized access.
1122(d)(2)(vii)
Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are
(A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
1122(d)(3)(i)
Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports
(A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations;
and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the Servicer.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 3664
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.3, Doc: 5, Page: 3
Description: Exhibit 33.3
0/1
132.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/132/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 3664
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.3, Doc: 5, Page: 3 escription: Exhibit 33.3
0/1
132.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/132/1*
Pool Asset Administration
3
1122(d)(3)(ii)
Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
1122(d)(3)(iii)
Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
1122(d)(3)(iv)
Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.
1122(d)(4)(i)
Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.
Not Applicable
1122(d)(4)(ii) Pool assets and related documents are safeguarded as required by the transaction agreements Not Applicable
1122(d)(4)(iii)
Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
1122(d)(4)(iv)
Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.
Not Applicable
1122(d)(4)(v)
The Servicer's records regarding the pool assets agree with the Servicer's records with respect to an obligor's unpaid principal balance.
Not Applicable
1122(d)(4)(vi)
Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
Not Applicable
1122(d)(4)(vii)
Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
Not Applicable
1122(d)(4)(viii)
Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
Not Applicable
1122(d)(4)(ix)
Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.
Not Applicable
1122(d)(4)(x)
Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.
Not Applicable
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 10954
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-33.3, Doc: 5, Page: 4
Description: Exhibit 33.3
0/1
133.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/133/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 10954
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-33.3, Doc: 5, Page: 4 escription: Exhibit 33.3
0/1
133.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/133/1*
4
1122(d)(4)(xi)
Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
Not Applicable
1122(d)(4)(xii)
Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
Not Applicable
1122(d)(4)(xiii)
Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
Not Applicable
1122(d)(4)(xiv)
Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
Not Applicable
1122(d)(4)(xv)
Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.1, Doc: 6
Validation: N *
*/*
DOCHDR 6
*
BOC
*
*DOCHDR/6*
<DOCUMENT>
<TYPE> EX-34.1
<FILENAME> c13582exv34w1.htm
<DESCRIPTION> Attestation Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 40269
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.1, Doc: 6, Page: 1
Description: Exhibit 34.1
0/1
140.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/140/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 40269
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-34.1, Doc: 6, Page: 1 escription: Exhibit 34.1
0/1
140.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/140/1*
Exhibit 34.1
Report of Independent Registered Public Accounting Firm
To Board of Directors and Shareholders
of Bank of America, National Association:
We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Regulation AB
Criteria (the "Compliance Statement"), that Bank of America, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Auto Loan Platform comprised of the Bank of
America Securities Auto Trust 2006-G1 securitization transaction issued on November 14, 2006 (the "Platform"), as of December 31, 2006 and
for the period from November 14, 2006 through December 31, 2006, excluding criteria set forth in the Compliance Statement, which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the
Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.
Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and,
accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of the asset-backed transaction that comprises the Platform, testing of selected servicing activities related to the Platform, determining whether the Company processed the transaction and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the Platform and selected servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.
In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31,
2006 and during the period from November 14, 2006 through December 31, 2006 for the Platform is fairly stated, in all material respects.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2007
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.2, Doc: 7
Validation: N *
*/*
DOCHDR 7
*
BOC
*
*DOCHDR/7*
<DOCUMENT>
<TYPE> EX-34.2
<FILENAME> c13582exv34w2.htm
<DESCRIPTION> Attestation Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 61512
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.2, Doc: 7, Page: 1
Description: Exhibit 34.2
0/2
150.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/150/2*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 61512
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-34.2, Doc: 7, Page: 1 escription: Exhibit 34.2
0/2
150.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/150/2*
Exhibit 34.2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of GMAC LLC:
We have examined GMAC LLC's (the "Company") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and
Exchange Commission's Regulation AB ("Regulation AB") for the Retail Automotive Loan Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria (the "Servicing Criteria") as
of and for the year ended December 31, 2006, or for the period from the respective dates of sale for each trust or sale to December 31, 2006, excluding criteria 1122 (d)(1)(iv), (2)(vi), (4)(ix) and (4)(x), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. The Platform consists of the activities involved in the performance of servicing functions for
(i) publicly issued retail asset-backed transactions, the securities of which were offered on or after January 1, 2006 and (ii) certain retail asset-
backed transactions for which the Company is contractually required to make Regulation AB compliant filings under the Securities Exchange
Act of 1934, as amended, based upon the compliance standards included in the respective transaction agreements. Management is responsible for the Company's compliance with the Servicing Criteria. Our responsibility is to express an opinion on the Company's compliance with the
Servicing Criteria based on our examination.
Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants,
as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable Servicing Criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the Servicing Criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Criteria.
As described in management's assertion, for Servicing Criteria 1122 (d)(2)(i) the Company has engaged a vendor to perform certain activities required by this Servicing Criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of
Regulation AB, and the Company has elected to take responsibility for assessing compliance with the Servicing Criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the Servicing Criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 20930
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.2, Doc: 7, Page: 2
Description: Exhibit 34.2
0/1
151.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/151/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 20930
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-34.2, Doc: 7, Page: 2 escription: Exhibit 34.2
0/1
151.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/151/1*
Our examination disclosed the following material noncompliance with 1122 (d)(4)(vi) and 1122 (d)(4)(xiv) applicable to the Company during the year ended December 31, 2006, or for the periods from the respective dates of sale for each trust or sale to December 31, 2006. With respect to 1122 (d)(4)(vi), certain changes with respect to the terms of an obligor's pool asset were not approved by authorized personnel in accordance with the Company's policies. With respect to 1122 (d)(4)(xiv), certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with the Company's policies.
In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable Servicing Criteria for the Retail Automotive Loan Platform as of and for the year ended December 31,
2006, or for the periods from the respective dates of sale for each trust or sale to December 31, 2006.
/s/ Deloitte & Touche LLP
Detroit, MI
March 15, 2007
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.3, Doc: 8
Validation: N *
*/*
DOCHDR 8
*
BOC
*
*DOCHDR/8*
<DOCUMENT>
<TYPE> EX-34.3
<FILENAME> c13582exv34w3.htm
<DESCRIPTION> Attestation Report on Assessment of Compliance
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 2443
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-34.3, Doc: 8, Page: 1
Description: Exhibit 34.3
0/3
160.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/160/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 2443
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-34.3, Doc: 8, Page: 1 escription: Exhibit 34.3
0/3
160.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/160/3*
Exhibit 34.3
Report of Independent Registered Public Accounting Firm
We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB
Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the
Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(iii), 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(iv) through 1122 (d)(4)
(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.
Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and,
accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the
Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the
Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.
In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended
December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.
/s/ Ernst & Young LLP
February 26, 2007
A Member Practice of Ernst & Young Global
Ernst & Young LLP Phone: (612) 343-1000
220 South Sixth Street, Ste. 1400 www.ey.com
Minneapolis, MN 55402-4509
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-35.1, Doc: 9
Validation: N *
*/*
DOCHDR 9
*
BOC
*
*DOCHDR/9*
<DOCUMENT>
<TYPE> EX-35.1
<FILENAME> c13582exv35w1.htm
<DESCRIPTION> Servicing Compliance Statement of Bank of America, National Association
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 11161
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-35.1, Doc: 9, Page: 1
Description: Exhibit 35.1
0/1
170.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/170/1*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 11161
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-35.1, Doc: 9, Page: 1 escription: Exhibit 35.1
0/1
170.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/170/1*
Exhibit 35.1
Master Servicer's Compliance Statement
BANC OF AMERICA SECURITIES AUTO TRUST 2006-G1
I, Daniel B. Goodwin, certify that:
Date: March 16, 2007
1. A review of (a) the activities of Bank of America, National Association, in its capacity as Master Servicer (in such capacity, the "Master
Servicer"), pursuant to the Master Servicing Agreement, dated as of November 14, 2006, by and among the Master Servicer, Banc of
America Securities Auto Trust 2006-G1, as issuer, and U.S. Bank National Association, as Indenture Trustee, and pursuant to the other transaction documents referred to in the Master Servicing Agreement (together with the Master Servicing Agreement, the "Transaction
Documents") during the period from November 14, 2006 through December 31, 2006 (the "Reporting Period"), and (b) the Master
Servicer's performance under the Transaction Documents during the Reporting Period, has been made under my supervision; and
2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Transaction Documents throughout the Reporting Period.

By: /s/ Daniel B. Goodwin
Name: Daniel B. Goodwin
Title: Managing Director, Global Structured
Finance/Principal Finance Group
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: *
Lines: * Name: *
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-35.2, Doc: 10
Validation: N *
*/*
DOCHDR 10
*
BOC
*
*DOCHDR/10*
<DOCUMENT>
<TYPE> EX-35.2
<FILENAME> c13582exv35w2.htm
<DESCRIPTION> Servicing Compliance Statement of GMAC LLC
<TEXT>
BOWNE INTEGRATED TYPESETTING SYSTEM
CRC: 15527
Name: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69 Operator: BOC99999T Phone: (312) 707-9790 Site: BOWNE OF CHICAGO
C13582.SUB, DocName: EX-35.2, Doc: 10, Page: 1
Description: Exhibit 35.2
0/3
180.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/180/3*
O
WNE INTEGRATED TYPESETTING SYSTEM
CRC: 15527
ame: BANC OF AMERICA SECU
Date: 23-MAR-2007 19:00:57.69
Operator: BOC99999T
Phone: (312) 707-9790
Site: BOWNE OF CHICAGO
13582.SUB, DocName: EX-35.2, Doc: 10, Page: 1 escription: Exhibit 35.2
0/3
180.00.00.00
C13582
BOC
[E/O]
EDGAR 2
*C13582/180/3*
Exhibit 35.2
GMAC LLC
200 Renaissance Center
Detroit, Michigan 48265
March 15, 2007
Bank of America, National Association
Global Structured Finance
NC1-027-21-04
214 North Tryon Street
Charlotte, NC 28255
Attn: W. Andy Glenn
Re: Annual Statement as to Compliance
Ladies and Gentlemen:
Reference is made to Section 3.11(a) of the Amended and Restated Servicing Agreement dated as of November 14, 2006 between Bank of
America, National Association, as Purchaser and Master Servicer, and GMAC LLC, as Servicer and Custodian, which incorporates by reference the Sale Agreement (including the First Step Receivables Assignment) dated as of September 21, 2006 between Capital Auto
Receivables LLC (formerly known as Capital Auto Receivables, Inc.) and GMAC LLC and the Purchase and Sale Agreement (including the
Second Step Receivables Assignment) dated as of September 21, 2006 between Bank of America, National Association and Capital Auto
Receivables LLC (together, the "Basic Documents").
The undersigned does hereby certify that:
a. A review of the activities of the Servicer during the period of September 21, 2006 through December 31, 2006, and of its performance under the Basic Documents has been made under my supervision; and
b. To my knowledge, based on such review, the Servicer has fulfilled in all material respects all of its obligations under the Basic
Documents throughout such period.
Very truly yours,
/s/ M.E. Newman
M.E. Newman
Vice President and Chief Financial Officer,
GMAC North American Operations
Cc: M. L. Daugherty
L. Dishman