Form 10-K/A
period 2006-12-31
Banc of America Securities Auto Trust 2006-G1
filed 2007-03-29
CIK 1379393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
None
DOCUMENTS INCORPORATED BY REFERENCE
See Exhibit Index
EXPLANATORY NOTE
Banc of America Securities Auto Trust 2006-G1 is filing this Amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2006 to revise formatting only. This Form 10-K/A does not otherwise amend Form 10-K.

PART I
Item 1B. Unresolved Staff Comments
PART II
Item 9B. Other Information
PART III
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
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
Item 1B. Unresolved Staff Comments.
Not applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K.
(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.
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
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
No significant obligor, as contemplated by Item 1112 of Regulation AB, represents 10% or more of the asset pool held by Banc of America Securities Auto Trust 2006-G1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).
No entity or group of affiliated entities provides enhancement or other support described in Item 1114(a) of Regulation AB, and therefore, no entity or group of affiliated entities is liable or contingently liable to provide payments representing 10% or more of the cash flow supporting the asset-backed notes (the “Notes”) issued by the Issuing Entity.
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
Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings pending against any of Bank of America, National Association (in its capacity as the sponsor, the “Sponsor” and in its capacity as master servicer, the “Master Servicer”), BAS Securitization LLC (the “Depositor”), GMAC LLC (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, collectively with certain of its subsidiaries, the “Originator”, and in its capacity as a servicer contemplated by Item 1108(a)(3) of Regulation AB, the “Receivables Servicer”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”) or the Issuing Entity, or of which any property of the foregoing is the subject, that are material to holders of the Notes, and no such proceedings are known to be contemplated by governmental authorities.
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
In addition, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated third party, apart from the transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the Originator, the Indenture Trustee, the Owner Trustee, the Master Servicer or the Receivables Servicer, or any

affiliates of such parties, that currently exist or that existed during the past two years and that are material to an investor’s understanding of the Notes.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The Master Servicer, the Indenture Trustee and the Receivables Servicer (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Master Servicer, the Indenture Trustee and the Receivables Servicer has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports prepared by the Master Servicer or the Indenture Trustee, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.
The Receivables Servicer’s Servicing Report, and the related Attestation Report, indicate that the Receivables Servicer complied in all material respects with the servicing criteria applicable to it, except that certain changes with respect to the terms of an obligor’s pool asset and certain charge-offs on uncollectible accounts were not approved by authorized personnel in accordance with the Receivables Servicer’s policies.
Item 1123 of Regulation AB. Servicer Compliance Statement.
Each of the Master Servicer and the Receivables Servicer has been identified by the Depositor as a servicer with respect to the asset pool held by the Issuing Entity. Each of the Master Servicer and the Receivables Servicer has completed a statement of compliance with such servicer’s activities during the reporting period and of its performance under the applicable servicing agreement (each a “Compliance Statement”), signed by an authorized officer of the Master Servicer and the Receivables Servicer, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.
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

BAS SECURITIZATION LLC

By:	/s/ James G. Mackey

Name:	James G. Mackey
Title:	Chief Financial Officer
Date: March 29, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

Exhibit 3.1	Limited Liability Company Agreement of the Depositor (filed as Exhibit 3.1 to Form S-3 filed on January 23, 2002).*

Exhibit 4.1	Amended and Restated Trust Agreement, dated November 14, 2006 between the Depositor and the Owner Trustee (filed as Exhibit 4.1 to Form 8-K on November 17, 2006).*

Exhibit 4.2	Indenture, dated November 14, 2006 between the Trust and the Indenture Trustee (filed as Exhibit 4.2 to Form 8-K on November 17, 2006).*

Exhibit 10.1	Purchase Agreement, dated November 14, 2006 between the Sponsor and the Depositor, as purchaser (filed as Exhibit 10.1 to Form 8-K on November 17, 2006).*

Exhibit 10.2	Sale Agreement, dated November 14, 2006 between and the Trust and the Depositor, as seller (filed as Exhibit 10.2 to Form 8-K on November 17, 2006).*

Exhibit 10.3	Master Servicing Agreement, dated November 14, 2006 among the Master Servicer, the Trust and the Indenture Trustee (filed as Exhibit 10.3 to Form 8-K on November 17, 2006).*

Exhibit 10.4	Amended and Restated Servicing Agreement, dated November 14, 2006 between the Receivables Servicer and the Master Servicer (filed as Exhibit 10.4 to Form 8-K on November 17, 2006).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Bank of America, National Association.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of GMAC LLC.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of Bank of America, National Association.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP, on behalf of GMAC LLC.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1	Servicing Compliance Statement of Bank of America, National Association.

Exhibit 35.2	Servicing Compliance Statement of GMAC LLC.

*	Incorporated by reference.